Form 10-K405
period 1995-12-31
REALTY BUSINESS PARTNERS
filed 1996-03-29
CIK 766850

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-K

(Mark One)

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

        For the Year Ended December 31, 1995

/ / Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

        Commission File Number 0-14138

        REALTY BUSINESS PARTNERS LIQUIDATING TRUST, Formerly Known as
REALTY BUSINESS PARTNERS, A CALIFORNIA LIMITED PARTNERSHIP (Former Registrant)
             (Exact Name of Registrant as Specified in Its Charter)

California                                              95-6975742
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                          Identification Number)

9171 Wilshire Boulevard, Suite 627
Beverly Hills, California                               90210
(Address of Principal Executive Offices)                (Zip Code)

      (310) 550-1111 (Registrant's Telephone Number, Including Area Code)

          Securities registered pursuant to Section 12(b) of the Act:

                                     None.

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes /X/  No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by references in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

        State the aggregate market value of the voting stock held by non-affiliates of the Trust.

 $1,628,000 Beneficial interest in trust, not transferable (See Item 5 Herein)

                      DOCUMENTS INCORPORATED BY REFERENCE.

        Portions of the Proxy Statement, dated July 7, 1994, and the report on Form 15 filed with the Securities and Exchange Commission on November 15, 1994 of former registrant are incorporated by reference in Parts I, II, III and IV hereof.

  Page 1 of 24 pages contained herein. Exhibit Index located on page 9 herein.

                                    PART I.

ITEM 1. BUSINESS

        Realty Business Partners, A California Limited Partnership (the "Partnership"), the former registrant, ceased operations and dissolved on August 18, 1994 and subsequently terminated on November 10, 1994 upon filing Form LP-4. Realty Business Partners Liquidating Trust (the "Trust") was formed in order to wind up the Partnership's affairs.

        The Partnership sold its two properties on August 18, 1994 in a simultaneous transaction in which properties owned by eight other affiliated limited partnerships controlled by Herbert M. Gelfand or his affiliates were sold or transferred, along with the sale of the De Anza Group, Inc., the management company owned by Mr. Gelfand, to affiliates of Manufactured Home Communities, Inc. ("MHC").

        The Trust was established pursuant to the terms of a trust agreement dated August 10, 1994 with Mr. Herbert M. Gelfand (or his successor appointed in accordance with the terms of the trust agreement), as sole trustee of the Trust (the "Trustee"). The sole beneficiaries of the Trust are the former Limited Partners of the Partnership (the "Beneficiaries"). The Trust will hold all of the remaining assets of the Partnership, subject to any remaining liabilities of the Partnership, whether known or unknown. The Trust assets are not commingled with the assets of any other partnership or liquidating trust established for any other partnership.

        The trust agreement contains customary terms and conditions and has the following characteristics:

                (i) Each Limited Partner became a beneficiary of the Trust to the extent of their former pro rata class ownership interest in the Partnership.

                (ii) The Trust's activities will consist of: (a) satisfying any liabilities or obligations of the Partnership which were not paid or otherwise discharged by the Partnership; (b) making liquidating distributions to the beneficiaries as funds are released from the Reserves (as defined in Item 7(1) and (2) Liquidity and Capital Resources which is incorporated herein by reference); (c) investing its liquid assets in demand and short term time deposits in banks or savings institutions or temporary investments such as short-term certificates of deposit or Treasury bills (excluding derivative securities); and (d) taking such other action as is necessary to conserve and protect the assets of the Trust and provide for the orderly liquidation of the assets transferred to the Trust. Since the former Limited Partners are the sole beneficiaries of the Trust, they will bear the risk of the investment of the Trust assets.

                (iii) Beneficial interests in the Trusts will not be transferable except by will, intestate succession, or operation of law and no certificates representing such beneficial interests have been issued.

                (iv) The Trustee will issue annual reports to the Beneficiaries showing the assets and liabilities of the Trust at the end of each calendar year and the receipts and disbursements of the Trustee for the period. The annual report will also describe changes to the assets of the Trust during the period and actions taken by the Trustee during the period. Such reports will be audited by the Trust's outside certified public accountants. The Trustee may also issue interim reports to the Beneficiaries. These interim reports will be issued whenever, in the opinion of the Trustee, a significant event relating to the assets of the Trust has occurred.

                (v) At the reasonable discretion of the Trustee, the Trust will disburse its net earnings annually.

                (vi) The Trust will terminate at the earlier of the distribution of all of the remaining assets, if any, to the Beneficiaries or three years from the date of formation of the Trust, but may be extended to a later date if liabilities remain unresolved at the end of the three-year term.

           The sole beneficiaries of the Trust are the former Limited Partners of the Partnership. The Trust holds all of the remaining assets of the Partnership, subject to any remaining liabilities of the Partnership, whether known or unknown at the time of its termination. These assets initially consisted of the MHC Reserve, the Partnership Expense Reserve, and the right to receive any funds remaining in the Independent Committee Reserve trust and the General Reserve trust. Each Reserve is defined in Item 7(1) and (2) Liquidity and Capital Resources which is incorporated herein by reference. Upon termination of the separate trust arrangements, any remaining assets will be distributed, in one or more installments, to the Trust. The Trust will then distribute the remaining assets from these reserves to the Beneficiaries (the former Limited Partners of the Partnership, pro rata in accordance with their former class ownership interest in the Partnership). Upon termination of the Trust, any remaining assets will be distributed in one or more installments to the Beneficiaries.

ITEM 2.    PROPERTIES.
           The Trust owns no physical properties.

ITEM 3.    LEGAL PROCEEDINGS.
           None.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

          No matter was submitted during the quarter ended December 31, 1995.

                                    PART II.

ITEM 5.   MARKET FOR THE TRUST'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

          (a)  Market Information.

               Under the terms of the Trust, the Beneficial Interests are not transferable, therefore, there is no public market for the Beneficiary Interests in the Trust and it is not anticipated that a public market for them will develop. Accordingly, accurate information as to the market value of an Interest at any given date is not available. The estimated aggregate market price shown on the cover page of this report is simply the original capital contributed by the Partnership and should not be relied upon as indicative of any bid or ask quotations or transactions in the Trust.

          (b)  Holders.

               As of December 31, 1995, the approximate number of Beneficiaries is 1,636.

          (c)  Dividends.

               The Trust does not pay dividends, but will distribute Trust assets in one or more installments as the resolution of contingencies allow as determined by the Trustee. In 1995 the Trust distributed $450,000 to the Beneficiaries from the initial MHC Reserve and Partnership Expense Reserve.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth in tabular form a summary of selected financial data for the Trust for the year ended December 31, 1995 and for the period from August 10, 1994 (Inception) through December 31, 1994:

                                               1995            1994
                                               ----            ----
Operating revenues:                         $   50,081      $   12,817

Gain on sale of property and
equipment:                                     179,000             -0-

Net income (loss) from continuing
operations:                                    143,194         (56,852)

Net income (loss) from continuing
operations per 1% Beneficiary
Interest                                      1,431.94         (568.52)

Total assets:                                1,124,480       1,624,785

Long-term obligations:                             -0-             -0-

Cash distributions per 1%
Beneficiary Interest:                         4,500.00             -0-


The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        (1) AND (2) Liquidity and Capital Resources.

                Four separate reserves (the "Reserves") were established for the benefit of the former Limited Partners of the Partnership in connection with the formation of the Trust.

                The MHC Reserve consisted of cash in the amount of $179,000. The MHC Reserve was created on the date the properties owned by the Partnership were sold, and was maintained by the Trust in a separate account, not to be commingled with any other of the Trust funds. Amounts in the MHC Reserve were released in full in 1995 and distributed to the Beneficiaries.

                The General Reserve is maintained in a separate trust account, pursuant to the terms of a trust agreement between the Trust, as the beneficiary, and Mr. Gelfand, as trustee, with an initial all cash fund in the amount of $546,892. Pursuant to the terms of a contribution agreement entered into among all of the partnerships and/or liquidating trusts involved in the sale of assets which closed in August 1994, funds in the General Reserve may be used to discharge or satisfy the Trust's pro rata portion of any contingent liabilities of any of the liquidating trusts or the partnerships, and to discharge or satisfy any liabilities of Mr. Gelfand and his affiliates. Such liabilities may include any legal expenses incurred by the liquidating trusts, the partnerships, Mr. Gelfand and his affiliates personally in the defense or resolution of any claim or action arising out of the MHC transaction, including claims arising out of the indemnification obligations of the parties in connection with the MHC transaction. All amounts in the General Reserve will be invested in interest bearing accounts or other short term investments
(excluding derivatives) reportable for federal income tax purposes to the Trust's federal tax identification number. Generally, at the end of three years, assuming no claims are threatened or pending, all funds remaining in the General Reserve will be released to the Trust, which may distribute these funds to the Beneficiaries.

                The amount of the Independent Committee Reserve trust of which the Trust is the beneficiary is $246,238. The funds held in the Independent Committee Reserve will be invested in an interest bearing account (but not in derivative securities) pursuant to the terms of the Independent Committee Trust Agreement, and reported for federal income tax purposes to the Trust's federal tax identification number. Pursuant to the terms of a contribution agreement among all of the partnerships/liquidating trusts, each partnership/liquidating trust (including the Trust) will contribute a pro rata portion of any claim for indemnification made by the Independent Committee regardless of which specific partnership or partnerships, if less than all, a claim relates to. Assuming no claims against the Independent Committee Reserve have been made or threatened, $123,119 of the Reserve, plus interest, less costs, will be released two years after the sale of the properties, and the remaining $123,119, plus interest, less costs, will be released at the end of the third year. The Independent Committee Reserve may elect to extend the term of the Independent Committee for an additional year. At the time of the release of funds from the Independent Committee Reserve to the Trust, the Trustee will make distributions to the Beneficiaries.

                The Partnership Expense Reserve was established and retained by the Trust. The initial amount of this Reserve was approximately $656,000 net of liabilities and receivables. During 1995, $271,000 was distributed to the Beneficiaries. Any funds remaining in this Reserve, after payment of administrative expenses, contingent liabilities (known or unknown) and costs of liquidating and dissolving, will be distributed by the Trustee to the Beneficiaries.

        (3)     Results of Operations.

                Since the inception of the Trust on August 10, 1994 and its subsequent receipt of Partnership assets, the Trust has received or has been allocated interest and dividend income of $50,081 in 1995 and $12,339 in 1994. Reprorations of rents, utility income and expenses including write-off of uncollectable rents subsequent to the closing of the sale of properties owned by the Partnership resulted in a net expense of $51,881 in 1995 and $36,784 in 1994. Administrative expenses totaled $34,006 in 1995 and $32,885 in 1994.

                Other than as described above, there are no known trends or uncertainties which have had or can be reasonably expected to have a material effect on continuing operations.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                See Index to Financial Statements set forth in Item 14 of this Annual Report on Form 10-K. The material contained in such Financial Statements and Notes is incorporated by reference.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE.

                None.

                                   PART III.

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE TRUST.

                The Trust has no executive officers or directors. The Trustee is Mr. Herbert M. Gelfand. Herbert M. Gelfand currently serves as a Trustee of 16 affiliated trusts and is the Operating General Partner of four affiliated partnerships, the first of which was formed in 1969. Mr. Gelfand was also the founder, and together with his wife, Beverly J. Gelfand, were the principal shareholders of De Anza Group, Inc., the former Operating General Partner of the Partnership. Mr. Gelfand had served as its Chairman of the Board of Directors until its sale. From 1986 to 1990, Mr. Gelfand was also its Chief Executive Officer. In addition, Mr. Gelfand is the sole shareholder and Chairman of the Board of Directors of De Anza Corporation which currently serves as the Operating General Partner of two real estate partnerships and is the liquidating agent of three other partnerships. He is a member of the Bar of the State of California and was engaged in the private practice of law from 1956 through 1977. From 1970 until 1975, Mr. Gelfand was a partner in the predecessor to the firm of Benjamin and Susman, a Law Corporation (and thereafter was counsel to that firm until 1977), which predecessor law firm performed legal services for all but one of the affiliated partnerships. Mr. Gelfand is married to Beverly J. Gelfand, who served as a director of De Anza Group, Inc. until its sale, and is the father of Michael D. Gelfand, the former Director, President and Chief Financial Officer of De Anza Group, Inc., the Director, President and Chief Financial Officer of De Anza Corporation and the sold shareholder, Chairman of the Board, President and Chief Financial Officer of Terra Vista Management, Inc. Mr. Gelfand is also the father-in-law of Michael G. Silverman, the former Secretary, Vice President and General Counsel of De Anza Group, Inc.

           Based upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Trust, no person failed to timely file a report required by
Section 16(a) of the Securities Exchange Act of 1934.


ITEM 11.   EXECUTIVE COMPENSATION.

           The Trust does not have directors, a chief executive officer or any other executive officers. There was no compensation (including distributions) paid by the Trust to the Trustee.

           Information contained in Item 13 of this Annual Report on Form 10-K is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a)   Security Ownership of Certain Beneficial Owners.

           The Trust has no knowledge of any individual who has beneficial ownership of more than five percent of any class of the Trust's voting interest.

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                For the year ended December 31, 1995, one or more affiliated or related parties of the Trustee were reimbursed $23,895 for the cost of goods and services provided that were necessary for the administration of the Trust and wind up of the Partnership's affairs. See Item 8, Note 3 to the Financial Statements for discussion of the affiliations with the Trust is incorporated herein by reference.


                                    PART IV.

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

        (a)     1.      Index to Financial Statements for the years ended
December 31, 1995 that are filed as part of this report:

                                                                       PAGE
                                                                       ----
                Independent Auditor's Report............................15

                Balance Sheets, December 31, 1995 and 1994..............16

                Statements of Operations for the year ended
                December, 1995 and for the period August 10,
                1994 through December 31, 1994..........................17

                Statements of Changes in Beneficiaries'
                Capital for the period August 10, 1994
                through December 31, 1995...............................18

                Statements of Cash Flows for the year ended
                December 31, 1995 and for the period
                August 10, 1994 through December 31, 1994...............19

                Notes to Financial Statements...........................21

                2. All Schedules have been omitted since they are not required, not applicable or the information is included in the Financial Statements or notes thereto.

                3. The following index sets forth the exhibits required to be filed by Item 601 of Regulation S-K:

EXHIBIT NO.                                                     PAGE
-----------                                                     ----

2.1 Realty Business Partners Liquidating Trust Agreement dated August 10, 1994 between the Partnership and Herbert M. Gelfand, trustee. (See Exhibit 2.1 in the Trust's Annual Report on Form 10-K for the year ended December 31, 1994, incorporated herein by reference.)

2.2             Assignment and Assumption Agreement dated
                August 18, 1994 between the Partnership and the Trust. (See Exhibit 2.2 in the Trust's
                Annual Report on Form 10-K for the year
                ended December 31, 1994 incorporated herein by reference

2.3 General Reserve Trust Agreement dated August 1, 1994 between the Partnership, the Herbert M.
                and Beverly J. Gelfand Family Trust, and Herbert
                M. Gelfand as trustee. (See Exhibit 2.3 in the Trust's Annual Report on Form 10-K for the year ended December 31, 1994 incorporated herein by reference.)

2.4             Independent Committee Trust Agreement dated
                August 1, 1994 between the Partnership and
                Citicorp Trust N.A. as trustee. (See Exhibit 2.4 in the Trust's Annual Report on Form 10-K for the year ended December 31, 1994 incorporated herein by reference.)

2.5             General Reserve Contribution Agreement dated
                August 1, 1994 between the Partnership, affiliated partnerships, the Herbert M. and Beverly J.
                Gelfand Family Trust, and Herbert M. Gelfand as trustee. (See Exhibit 2.5 in the Trust's Annual Report on Form 10-K for the year ended December 31, 1994 incorporated herein by reference.)

2.6 Independent Committee Reserve Contribution Agreement dated August 1, 1994 between the Partnership, affiliated partnerships, and Citicorp Trust N.A. as trustee. (See Exhibit 2.6 in the Trust's Annual Report on Form 10-K for the year ended December 31, 1994 incorporated herein by reference.)


            (b) Reports on Form 8-K.

                None.

            (c) The information set forth in Item 14(a)(3) of this annual Report on Form 10-K is incorporated herein by reference.

            (d) All information required by Regulation S-X will be furnished by the Trust to its Beneficiaries in its annual report. Therefore, this Item is not applicable.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REALTY BUSINESS PARTNERS LIQUIDATING TRUST


By /s/ Herbert M. Gelfand
   ---------------------------------------
       Herbert M. Gelfand
       Trustee

Date:  March 29, 1996

                            REALTY BUSINESS PARTNERS
                               LIQUIDATING TRUST

                          AUDITED FINANCIAL STATEMENTS

                           December 31, 1995 and 1994

                   Realty Business Partners Liquidating Trust

                           December 31, 1995 and 1994


                                    CONTENTS


Report of Independent Auditors.............................................  1

Audited Financial Statements

Balance Sheets.............................................................  2
Statement of Operations....................................................  3
Statement of Changes in Beneficiaries' Capital.............................  4
Statements of Cash Flows...................................................  5
Notes to Financial Statements..............................................  7

                         Report of Independent Auditors

To the Beneficiaries
Realty Business Partners Liquidating Trust
Beverly Hills, California

We have audited the accompanying balance sheets of Realty Business Partners Liquidating Trust (the Trust) as of December 31, 1995 and 1994, and the related statements of operations and changes in beneficiaries' capital and cash flows for the year ended December 31, 1995 and for the period August 10, 1994 (date of inception) through December 31, 1994. These financial statements are the responsibility of Herbert M. Gelfand, the trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 1995 and 1994, and the related results of operations and its cash flows for the year ended December 31, 1995 and for the period August 10, 1994 (date of inception) through December 31, 1994, in conformity with generally accepted accounting principles.

Ernst & Young, LLP

Los Angeles, California
January 22, 1996

                   Realty Business Partners Liquidating Trust

                                 Balance Sheets


                                                        December 31,
                                                     1995          1994
                                                --------------------------
                                     ASSETS

CASH (Note 1)                                   $  324,832      $  651,931

RESTRICTED CASH (Notes 1 and 2)                    793,130         972,130

INTEREST RECEIVABLE                                  6,518             724
                                                --------------------------
                                                $1,124,480      $1,624,785
                                                ==========================


                     LIABILITIES AND BENEFICIARIES' CAPITAL

ACCOUNTS PAYABLE AND ACCRUED EXPENSES,
  including $2,609 and $18,520 due to
  related parties at December 31, 1995
  and 1994, respectively                        $   38,469      $   52,968

UNRECOGNIZED GAIN (Note 2)                         793,130         972,130
                                                --------------------------
                                                    831,599      1,025,098

BENEFICIARIES' CAPITAL                              292,881        599,687
                                                --------------------------
                                                $1,124,480      $1,624,785
                                                ==========================



See accompanying report of independent auditors and notes to financial statements.

                Realty Business Partners Liquidating Trust

                        Statements of Operations

                                                                                   For the Period
                                                                                  August 10, 1994
                                                        FOR THE YEAR                  (Date of
                                                           ENDED                Inception) through
                                                        DECEMBER 31,                December 31,
                                                            1995                       1994
                                                        ------------            ------------------
INCOME
  Gain on sale of property and equipment (Note 2)         $ 179,000                 $       -
  Interest and dividends                                     50,081                    12,339
  Other                                                           -                       478
                                                          ---------                 ---------
                                                            229,081                    12,817

EXPENSES
  Professional fees and services, including $6,254
     and $3,935 paid to related parties during 1995
     and 1994, respectively (Note 3)                         41,082                    15,518
  Other-including $1,362 paid to related parties
     during 1995                                             18,529                       626
  Salaries paid to related parties                           16,279                    16,741
  Miscellaneous partnership expenses                          9,997                    36,784
                                                          ---------                  --------
                                                             85,887                    69,669
                                                          ---------                  --------
NET INCOME (LOSS)                                         $ 143,194                  $(56,852)
                                                          =========                  ========
NET INCOME (LOSS) PER 1% BENEFICIARY
  INTEREST (Note 4)                                       $1,431.94                  $(568.52)
                                                          =========                  ========


See accompanying report of independent auditors and notes to financial statements.

                   Realty Business Partners Liquidating Trust

                 Statement of Changes in Beneficiaries' Capital

                                                                 FOR THE PERIOD
                                                                 AUGUST 10, 1994
                                                                    (DATE OF
                                                                   INCEPTION)
                                                                    THROUGH
                                                                  DECEMBER 31,
                                                                      1995
                                                                 ---------------
BALANCE  - August 10, 1994 (date of inception)                     $       -

CAPITAL CONTRIBUTIONS - for the period from August 10, 1994
  (date of inception) through December 31, 1994                      656,539

NET LOSS - for the period from August 10, 1994 (date of inception)
  through December 31, 1994                                          (56,852)
                                                                   ---------
BALANCE - December 31, 1994                                          599,687

NET INCOME - for the year ended December 31, 1995                    143,194

CAPITAL DISTRIBUTIONS - for the year ended December 31, 1995        (450,000)
                                                                   ---------
BALANCE - December 31, 1995                                        $ 292,881
                                                                   =========

See accompanying report of independent auditors and notes to financial statements.

                   Realty Business Partners Liquidating Trust

                            Statements of Cash Flows



                                                                                    For the Period
                                                                FOR THE YEAR       August 10, 1994
                                                                   ENDED         (Date of Inception)
                                                                DECEMBER 31,     through December 31,
                                                                    1995                 1994
                                                              ----------------------------------------
OPERATING ACTIVITIES
  Gross rents received from real estate operations              $      --            $   72,444
  Cash paid to suppliers, including $23,895 and
    $20,771 paid to related parties during 1995 and
    1994, respectively                                           (100,386)             (788,944)
  Interest and other income                                        44,287                23,051
                                                              ----------------------------------------
        Net cash used in operating activities                     (56,099)             (693,449)
                                                              ----------------------------------------

INVESTING ACTIVITIES
  Addition to restricted cash                                          --              (972,130)
  Release of restricted cash                                      179,000                    --
                                                              ----------------------------------------
        Net cash provided by (used in) investing
          activities                                              179,000              (972,130)
                                                              ----------------------------------------

FINANCING ACTIVITIES
  Capital contributions                                                --             2,317,510
  Capital distributions                                          (450,000)                   --
                                                              ----------------------------------------
        Net cash (used in) provided by financing
          activities                                             (450,000)            2,317,510
                                                              ----------------------------------------

NET (DECREASE) INCREASE IN CASH                                  (327,099)              651,931

CASH AT BEGINNING OF PERIOD                                       651,931                    --
                                                              ----------------------------------------

CASH AT END OF PERIOD                                           $ 324,832            $  651,931
                                                              ========================================


RECONCILIATION OF NET INCOME (LOSS) TO
  NET CASH USED IN OPERATING ACTIVITIES
Net income (loss)                                               $ 143,194            $  (56,852)
Adjustments to reconcile net income (loss) to
  net cash used in operations:
    Gain on sale of property and equipment                       (179,000)                   --
Changes in operating assets and liabilities:
  (Increase) decrease in accounts receivable                       (5,794)                91,836
  Decrease in accounts payable and accrued
    expenses                                                      (14,499)              (728,433)
                                                              ----------------------------------------

        Net cash used in operating activities                   $ (56,099)           $  (693,449)
                                                              ========================================


See accompanying report of independent auditors and notes to financial statements.

                   Realty Business Partners Liquidating Trust

NONCASH ACTIVITY
On September 30, 1994, Realty Business Partners was liquidated and various assets and liabilities were transferred to the Realty Business Partners Liquidating Trust (Notes 1 and 2). The noncash assets and liabilities that were transferred consisted of accounts receivable of $92,560, accounts payable and accrued expenses of $781,401, and unrecognized gain of $972,130.

See accompanying report of independent auditors and notes to financial statements.

                   Realty Business Partners Liquidating Trust

                         Notes to Financial Statements

                    For the Year Ended December 31, 1995 and
  For the Period August 10, 1994 (Date of Inception) through December 31, 1994

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

Realty Business Partners Liquidating Trust (the Trust) was formed on August 10, 1994 to acquire the remaining assets, assume the remaining liabilities and wind up the affairs of Realty Business Partners (the Partnership), pursuant to a plan of liquidation of the Partnership. The Partnership ceased operations and dissolved as of August 18, 1994, and subsequently terminated on November 10, 1994. Subsequent to August 18, 1994, all of the remaining assets and liabilities of the Partnership and its reserves and the right to reserves held in various trusts, were contributed to the Trust by the Partnership on behalf of the beneficiaries of the Trust, of which Herbert M. Gelfand, former operating general partner of the Partnership, is the trustee (Trustee). The Trust will settle Partnership liabilities and will terminate upon final release and distribution of reserves. Beneficial interest in the Trust will be maintained by the Partnership's former limited partners in accordance with each partner's pro rata class ownership interest in the Partnership.

INCOME TAXES

No provision for income taxes has been included in the accompanying financial statements, since the beneficiaries are responsible for reflecting their share of income or loss on their respective income tax returns.

CASH AND CASH EQUIVALENTS

The Trust invests cash not needed for working capital in highly liquid short-term investments consisting primarily of money market funds and certificates of deposit, with original maturities generally ranging from one to three months. The Trust considers all such items to be cash equivalents. At December 31, 1995, and periodically, balances in various accounts exceeded federally insured limits. No losses have been experienced to date related to such accounts. The Trust places its cash and cash equivalents with quality financial institutions and believes it is not exposed to any significant concentration of credit risk on cash and cash equivalents.

See accompanying report of independent auditors.

                   Realty Business Partners Liquidating Trust

                    For the Year Ended December 31, 1995 and
  For the Period August 10, 1994 (Date of Inception) through December 31, 1994


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESTRICTED CASH

At December 31, 1995 and 1994, the Trust had $793,130 and $866,075,
respectively, in restricted cash. These amounts consist of a General Reserve and Independent Committee Reserve totaling $546,892 and $246,238, respectively, in 1995 and an MHC Reserve, General Reserve and Independent Committee Reserve totaling $179,000, $546,892 and $246,238, respectively, in 1994 (see Note 2).

FINANCIAL INSTRUMENTS

The carrying amount reported in the balance sheet for cash, cash equivalents, interest receivable and accounts payable approximates fair value due to the short maturity of these instruments.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.



See accompanying report of independent auditors.

                   Realty Business Partners Liquidating Trust

                    For the Year Ended December 31, 1995 and
  For the Period August 10, 1994 (Date of Inception) through December 31, 1994


2.  CONTRIBUTIONS TO LIQUIDATING TRUST

On September 30, 1994, the Partnership contributed the following assets and liabilities to the Liquidating Trust on behalf of the beneficiaries:

        Cash:
          MHC Reserve                                    $  179,000
          General Reserve                                   546,892
          Independent Committee Reserve                     246,238
          Operating cash (Partnership Expense Reserve)    1,345,380

        Noncash:
          Accounts receivable                                92,560
          Accounts payable and accrued expenses            (781,401)
          Deferred gain on sale                            (972,130)
                                                         ----------
        Net capital contribution to the Trust            $  656,539
                                                         ==========

The MHC Reserve was required by the amended sales agreement between the Partnership and the buyer of the partnership properties, an affiliate of Manufacturing Home Communities, Inc. (MHC), to fund contingencies arising from claims by MHC against the Partnership for any misrepresentation related to the MHC transaction. During 1995, the MHC Reserve of $179,000 was released in full and distributed to the beneficiaries of the Trust. The General Reserve and Independent Committee Reserve were established to fund contingent liabilities that may arise out of the MHC transaction, and the Partnership Expense Reserve, consisting of the remaining unrestricted funds, was established to fund future administrative costs and contingencies of the Trust. During 1995, $271,000 of the Partnership Expense Reserve was released and distributed to the beneficiaries of the Trust.

Pursuant to the guidelines of Statements of Financial Accounting Standards
No. 66, "Accounting for Sales of Real Estate," the Partnership deferred in 1994 the recognition of gain on that portion of the sales proceeds represented by the MHC Reserve, General Reserve and Independent Committee Reserve, totaling $972,130. The unrecognized gain was subsequently transferred to the Trust. During the year ended December 31, 1995, the Trust recognized as income $179,000 attributable to the MHC Reserve which was released.

See accompanying report of independent auditors.

                   Realty Business Partners Liquidating Trust

                    For the Year Ended December 31, 1995 and
  For the Period August 10, 1994 (Date of Inception) through December 31, 1994

3. RELATED PARTY TRANSACTIONS

Terra Vista Management, Inc. and De Anza Leasing Corporation, a related party and affiliate, respectively, of the Trustee, were paid $23,895 and $20,771 during the year ended December 31, 1995 and the period from August 10, 1994 (date of inception) through December 31, 1994, respectively, for performing bookkeeping, legal, computer and beneficiary relations services necessary for the administration of the Trust.

4. INCOME (LOSS) PER 1% BENEFICIARY INTEREST

Income (loss) per 1% beneficiary interest is computed based on each beneficiary's pro rata limited partner class ownership interest formerly held in the dissolved Partnership. The 1995 net income of $143,194 and the 1994 loss of $56,852 results in $1,431.94 of income and $586.52 of loss, respectively, for each 1% interest in the Trust.

See accompanying report of independent auditors.