Form 10-K405
period 1996-12-31
REALTY BUSINESS PARTNERS
filed 1997-03-26
CIK 766850

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549
                                   FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

     For the Year Ended December 31, 1996

[ ] Transition Report Pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934 (No Fee Required)

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

         Securities registered pursuant to Section 12 (b) of the Act:

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

                            Yes  [ X ]  NO  [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]


          State the aggregate market value of the voting stock held
                        by non-affiliates of the Trust.

$1,628,000 Beneficial interest in trust, not transferable  (See Item 5 Herein)

                      DOCUMENTS INCORPORATED BY REFERENCE.

     Portions of the Proxy Statement, dated July 7, 1994, and the report on Form 15 filed with the Securities and Exchange Commission on November 15, 1994 of former registrant are incorporated by reference in Parts I, II, III and IV hereof.

 Page 1 of 23 pages contained herein.  Exhibit Index located on page 9 herein.

                                    PART I.


ITEM 1.    BUSINESS.
           ---------

           Realty Business Partners, A California Limited Partnership (the "Partnership"), the former registrant, ceased operations and dissolved on August 18, 1994 and subsequently terminated on November 10, 1994 upon filing Form LP-
4. Realty Business Partners Liquidating Trust (the "Trust") was formed in order to wind up the Partnership's affairs.

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

           The trust agreement contains customary terms and conditions and has the following characteristics:
                (i) Each Limited Partner became a beneficiary of the Trust to the extent of their former pro rata class ownership interest in the Partnership.
                (ii) The Trust's activities will consist of: (a) satisfying any liabilities or obligations of the Partnership which were not paid or otherwise discharged by the Partnership; (b) making liquidating distributions to the beneficiaries as funds are released from the Reserves (as defined in Item 7(1) and (2) Liquidity and Capital Resources which is incorporated herein by reference); (c) investing its liquid assets in demand and short term time deposits in banks or savings institutions or temporary investments such as short-term certificates of deposit or Treasury bills (excluding derivative securities); and (d) taking such other action as is necessary to conserve and protect the assets of the Trust and provide for the orderly liquidation of the assets transferred to the Trust. Since the former Limited Partners are the sole beneficiaries of the Trust, they will bear the risk of the investment of the Trust assets.
                (iii) Beneficial interests in the Trust will not be transferable except by will, intestate succession, or operation of law and no certificates representing such beneficial interests have been issued.

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

ITEM 2.    PROPERTIES.
           -----------
           The Trust owns no physical properties.

ITEM 3.    LEGAL PROCEEDINGS.
           ------------------
           None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.
           ----------------------------------------------------
           No matter was submitted during the quarter ended December 31, 1996.

                                    PART II.


ITEM 5.  MARKET FOR THE TRUST'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ---------------------------------------------------------------------

     (a)  Market Information.
          -------------------
          Under the terms of the Trust, the Beneficial Interests are not transferable, therefore, there is no public market for the Beneficiary Interests in the Trust and it is not anticipated that a public market for them will develop. Accordingly, accurate information as to the market value of an Interest at any given date is not available. The estimated aggregate market price shown on the cover page of this report is simply the original capital contributed by the Partnership and should not be relied upon as indicative of any bid or ask quotations or transactions in the Trust.

     (b)  Holders.
          --------
          As of December 31, 1996, the approximate number of Beneficiaries is 1,640.

     (c)  Dividends.
          ----------

          The Trust does not pay dividends, but will distribute Trust assets in one or more installments as the resolution of contingencies allow as determined by the Trustee. In 1996 the Trust distributed $123,119 to the Beneficiaries from the Independent Committee Reserve.

ITEM 6.      SELECTED FINANCIAL DATA.
             ------------------------

          The following table sets forth in tabular form a summary of selected financial data for the Trust for the years ended December 31, 1996 and 1995 and for the period from August 10, 1994 (inception) through December 31, 1994:




                                              1996         1995         1994
                                           ----------   ----------   -----------
Operating revenues:                        $   52,308   $   50,081   $   12,817

Gain on sale of property and equipment:       123,119      179,000          -0-

Net income (loss) from continuing
 operations:                                  140,919      143,194      (56,852)


Net income (loss) from continuing
 operations per 1% Beneficiary Interest      1,409.19     1,431.94      (568.52)


Total assets:                               1,002,288    1,124,480    1,624,785

Long-term obligations:                            -0-          -0-          -0-

Cash distributions per 1% Beneficiary
 Interest:                                   1,231.19     4,500.00          -0-



The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report.

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              ---------------------------------------------------------------
              RESULTS OF OPERATIONS.
              ----------------------

      (1) and (2)  Liquidity and Capital Resources.
                   --------------------------------
          Four separate reserves (the "Reserves") were established for the benefit of the former Limited Partners of the Partnership in connection with the formation of the Trust.
          The MHC Reserve consisted of cash in the amount of $179,000. The MHC Reserve was created on the date the properties owned by the Partnership were sold, and was maintained by the Trust in a separate account, not to be commingled with any other of the Trust funds. Amounts in the MHC Reserve were released in full in 1995 and distributed to the Beneficiaries.
          The General Reserve is maintained in a separate trust account, pursuant to the terms of a trust agreement between the Trust, as the beneficiary, and Mr. Gelfand, as trustee, with an initial all cash fund in the amount of $546,892. Pursuant to the terms of a contribution agreement entered into among all of the partnerships and/or liquidating trusts involved in the sale of assets which closed in August 1994, funds in the General Reserve may be used to discharge or satisfy the Trust's pro rata portion of any contingent liabilities of any of the liquidating trusts or the partnerships, and to discharge or satisfy any liabilities of Mr. Gelfand and his affiliates. Such liabilities may include any legal expenses incurred by the liquidating trusts, the partnerships, Mr. Gelfand and his affiliates personally in the defense or resolution of any claim or action arising out of the MHC transaction, including claims arising out of the indemnification obligations of the parties in connection with the MHC transaction. All amounts in the General Reserve are invested in interest bearing accounts or other short term investments (excluding derivatives) reportable for federal income tax purposes to the Trust's federal tax identification number. In August 1997, assuming no claims are threatened or pending, all funds remaining in the General Reserve will be released to the Trust, which will distribute these funds to the Beneficiaries.
          The amount of the Independent Committee Reserve trust of which the Trust is the beneficiary was initially $246,238. The funds held in the Independent Committee Reserve are invested in an interest bearing account (but not in derivative securities) pursuant to the terms of the Independent Committee Trust Agreement, and reported for federal income tax purposes to the Trust's federal tax identification number. Pursuant to the terms of a contribution agreement among all of the partnerships/liquidating trusts, each partnership/liquidating trust (including the Trust) will contribute a pro rata portion of any claim for indemnification made by the Independent Committee regardless of which specific partnership or partnerships, if less than all, a claim relates to. In August 1996, $123,119 of the Reserve was released, and assuming no claims against the Independent Committee Reserve have been made or threatened, the remaining $123,119, will be released in August 1997. The Independent Committee may elect to extend the term of the Independent Committee Reserve for an additional year. At the time of the release of funds from the Independent Committee Reserve to the Trust, the Trustee will make distributions to the Beneficiaries.

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

     (3)  Results of Operations.
          ----------------------

          Since inception of the Trust on August 10, 1994 and its subsequent receipt of Partnership assets, the Trust has received or has been allocated interest and dividend income of $51,699, $50,081 and $12,339 in 1996, 1995 and 1994 respectively, and received released reserves of $123,119 and $179,000 in 1996 and 1995, respectively. Administrative expenses totaled $33,899, $34,006 and $32,885 in 1996, 1995 and 1994, respectively. Reprorations of rents, utility ,income and expenses including write-off of uncollectable rents subsequent to the closing of the sale of properties owned by the Partnership resulted in a net expense of $51,881 and $36,784 in 1995 and 1994, repsectively.
          Other than as described above, there are no known trends or uncertainties which have had or can be reasonably expected to have a material effect on continuing operations.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          --------------------------------------------

          See Index to Financial Statements set forth in Item 14 of this Annual Report on Form 10-K. The material contained in such Financial Statements and Notes is incorporated herein by reference.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          ---------------------

          None.


                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE TRUST.
          ----------------------------------------------

          The Trust has no executive officers or directors. The Trustee is Mr.
Herbert M. Gelfand.   Herbert M. Gelfand currently serves as a Trustee of 16
affiliated trusts and is the Operating General Partner of four affiliated partnerships, the first of which was formed in 1969. Mr. Gelfand was also the founder, and together with his wife, Beverly J. Gelfand, were the principal shareholders of De Anza Group, Inc., the former Operating General Partner of the Partnership. Mr. Gelfand had served as its Chairman of the Board of Directors until its sale. From 1986 to 1990, Mr. Gelfand was also its Chief Executive Officer. In addition, Mr. Gelfand is the sole shareholder and Chairman of the Board of Directors of De Anza Corporation which currently serves as the Operating General Partner of two real estate partnerships and is the liquidating agent of three other partnerships. He is a member of the Bar of the State of California and was engaged in the private practice of law from 1956 through 1977. From 1970 until 1975, Mr. Gelfand was a partner in the predecessor to the firm of Benjamin and Susman, a Law Corporation (and thereafter was counsel to that firm until 1977), which predecessor law firm performed legal services for all but one of the affiliated partnerships. Mr. Gelfand is married to Beverly J. Gelfand, who served as a director of De Anza Group, Inc. until its sale, and is the father of Michael D. Gelfand, the former Director, President and Chief Financial Officer of De Anza Group, Inc., the Director, President and Chief Financial Officer of De Anza Corporation and the sole shareholder, Chairman of the Board, President and Chief Financial Officer of Terra Vista Management, Inc.
          Based upon a review of Forms 3, 4 and 5 and amendments thereto furnished to the Trust, no person failed to timely file a report required by
Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11.  EXECUTIVE COMPENSATION.
          -----------------------

          The Trust does not have directors, a chief executive officer or any other executive officers. In 1996 the Trustee received approximately $91 in distributions for his direct pro rat share as a Beneficiary of the Trust and indirectly through his spouse's Beneficiary Interest. No compensation was paid by the Trust to the Trustee.
          Information contained in Item 13 of this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          ----------------------------------------------------
          MANAGEMENT.
          -----------

      (a) Security Ownership of Certain Beneficial Owners.
          ------------------------------------------------
          The Trust has no knowledge of any individual who has beneficial ownership of more than five percent of any class of the Trust's voting interest.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          -----------------------------------------------

          For the year ended December 31, 1996, one or more affiliated or related parties of the Trustee were reimbursed $15,208 for the cost of goods and services provided that were necessary for the administration of the Trust and wind up of the Partnership's affairs. See Item 8, Note 3 to the Financial Statements for discussion of the affiliations with the Trust is incorporated herein by reference.

                                   PART IV.

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               ------------------------------------------------------
               FORM 8-K.
               --------

     (a) 1. Index to Financial Statements for the years ended December 31, 1996 and 1995 that are filed as part of this report:


                                                                            PAGE
                                                                            ----
          Independent Auditor's Report.....................................  14

          Balance Sheets, December 31, 1996 and 1995.......................  15
          Statements of Operations for the years ended
          December 31, 1996 and 1995 and for the period
          August 10, 1994 through December 31, 1994........................  16

          Statements of Changes in Beneficiaries' Capital
          for the years ended December 31, 1996 and 1995
          and for the period August 10, 1994 through
          December 31, 1994................................................  17

          Statements of Cash Flows for the years ended
          December 31, 1996 and 1995 and for the period
          August 10, 1994 through December 31, 1994........................  18

          Notes to Financial Statements....................................  20

               2. All Schedules have been omitted since they are not required, not applicable or the information is included in the Financial Statements or notes thereto.
               3. The following index sets forth the exhibits required to be filed by Item 601 of Regulation S-K:


EXHIBIT NO.                                                           PAGE
-----------                                                           ----
2.1      Realty Business Partners Liquidating Trust Agreement
         dated August 10,1994 between the Partnership and Herbert
         M. Gelfand, trustee. (See Exhibit 2.1 in the Trust's
         Annual Report on Form 10-K for the year ended December 31,
         1994, incorporated herein by reference.)


EXHIBIT NO.                                                              PAGE
-----------                                                              ----
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

        (b)  Reports on Form 8-K.
             None.

        (c) The information set forth in Item 14(a) (3) of this Annual Report on Form 10-K is incorporated herein by reference.

        (d) All information required by Regulation S-X will be furnished by the Trust to its Beneficiaries in its annual report. Therefore, this Item is not applicable.

                                  SIGNATURES
                                  ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


REALTY BUSINESS PARTNERS LIQUIDATING TRUST



By      /s/Herbert M. Gelfand
        ----------------------
           Herbert M. Gelfand
           Trustee

Date:   March 26, 1997

                           REALTY BUSINESS PARTNERS
                               LIQUIDATING TRUST

                         AUDITED FINANCIAL STATEMENTS

                          December 31, 1996 and 1995

                  Realty Business Partners Liquidating Trust


                          December 31, 1996 and 1995



                                   CONTENTS

Report of Independent Auditors...................   1

Audited Financial Statements

Balance Sheets...................................   2
Statements of Operations.........................   3
Statement of Changes in Beneficiaries' Capital...   4
Statements of Cash Flows.........................   5
Notes to Financial Statements....................   7

                        Report of Independent Auditors


To the Beneficiaries
Realty Business Partners Liquidating Trust
Beverly Hills, California


We have audited the accompanying balance sheets of Realty Business Partners Liquidating Trust (the Trust) as of December 31, 1996 and 1995, and the related statements of income, changes in beneficiaries' capital and cash flows for the years ended December 31, 1996 and 1995 and for the period August 10, 1994 (date of inception) through December 31, 1994. These financial statements are the responsibility of Herbert M. Gelfand, the trustee. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 1996 and 1995, and the related results of operations and its cash flows for the years ended December 31, 1996 and 1995, and for the period August 10, 1994 (date of inception) through December 31, 1994, in conformity with generally accepted accounting principles.


ERNST & YOUNG, LLP
Los Angeles, California
January 21, 1997

                  Realty Business Partners Liquidating Trust

                                Balance Sheets


                                                 DECEMBER 31,
                                              1996          1995
                                          ---------------------------
                               ASSETS

CASH (Note 1)                               $  329,470    $  324,832

RESTRICTED CASH (Notes 1 and 2)                670,011       793,130

INTEREST RECEIVABLE                              2,807         6,518
                                          ---------------------------

                                            $1,002,288    $1,124,480
                                          ===========================

 LIABILITIES AND BENEFICIARIES' CAPITAL

ACCOUNTS PAYABLE AND ACCRUED
 EXPENSES, including $2,177 and $2,609
 due to related parties at December
 31, 1996 and 1995, respectively (Note 3)   $   21,596    $   38,469


UNRECOGNIZED GAIN (Note 2)                     670,011       793,130
                                          ---------------------------
                                               691,607       831,599

BENEFICIARIES' CAPITAL                         310,681       292,881
                                          ---------------------------

                                            $1,002,288    $1,124,480
                                          ===========================

See accompanying report of independent auditors and notes to financial statements.

                  Realty Business Partners Liquidating Trust

                           Statements of Operations




                                                                                                              For the Period
                                                                                                              August 10, 1994
                                                                            YEAR ENDED                      (Date of Inception)
                                                                            DECEMBER 31,                    through December 31,
                                                                    1996                   1995                     1994
                                                              ------------------------------------------------------------------
INCOME
  Gain on sale of property and equipment
    (Note 2)                                                      $ 123,119              $ 179,000                $    -
  Interest and dividends                                             51,699                 50,081                12,339
  Other                                                                 609                      -                   478
                                                              ------------------------------------------------------------------
                                                                    175,427                229,081                12,817
                                                              ------------------------------------------------------------------

EXPENSES
  Salaries paid to related parties                                   14,258                 16,279                16,741
  Professional fees and services, including $6,254
    and $3,953 paid to related parties during 1995
    and 1994, respectively (Note 3)                                  10,545                 41,082                15,518
  Other - including $950 and $1,362 paid to
    related parties during 1996 and 1995,
    respectively (Note 3)                                             9,705                 18,529                   626
  Miscellaneous partnership expenses                                      -                  9,997                36,784
                                                              ------------------------------------------------------------------
                                                                     34,508                 85,887                69,669
                                                              ------------------------------------------------------------------

NET INCOME (LOSS)                                                 $ 140,919              $ 143,194             $ (56,852)
                                                              ==================================================================
NET (LOSS) INCOME PER 1% BENEFICIARY
  INTEREST (Note 4)                                               $1,409.19              $1,431.94              $(568.52)
                                                              ==================================================================

See accompanying report of independent auditors and notes to financial statements.

                  Realty Business Partners Liquidating Trust

                Statement of Changes in Beneficiaries' Capital

                  Years Ended December 31, 1996 and 1995 and
 For the Period August 10, 1994 (Date of Inception) through December 31, 1995


BALANCE - August 10, 1994 (date of inception)                                       -

CAPITAL CONTRIBUTIONS - for the period from August 10, 1994
 (date of inception) through December 31, 1994                                 $ 656,539

NET LOSS - for the period from August 10, 1994 (date of inception)
 through December 31, 1994                                                       (56,852)
                                                                             ----------------
BALANCE - January 1, 1995                                                        599,687

CAPITAL DISTRIBUTIONS - for the year ended
 December 31, 1995                                                             (450,000)

NET INCOME - for the year ended December 31, 1995                                143,194
                                                                             ----------------
BALANCE - December 31, 1995                                                      292,881

CAPITAL DISTRIBUTIONS - for the year ended December 31, 1996                    (123,119)

NET INCOME - for the year ended December 31, 1996                                140,919
                                                                             ----------------
BALANCE - December 31, 1996                                                    $ 310,681
                                                                             ================

See accompanying report of independent auditors and notes to financial statements.

                  Realty Business Partners Liquidating Trust

                           Statements of Cash Flows

                                                                                                              FOR THE PERIOD
                                                                                                              AUGUST 10, 1994
                                                                              YEAR ENDED                    (DATE OF INCEPTION)
                                                                              DECEMBER 31,                  THROUGH DECEMBER 31,
                                                                      1996                  1995                    1994
                                                                 ----------------------------------------------------------------
OPERATING ACTIVITIES
  Gross rents received from real estate operations                          -                     -               $  72,444
  Cash paid to suppliers, including $15,208, $23,895, and
    $20,771 paid to related parties during 1996, 1995 and
    1994, respectively                                               $ (51,381)            $(100,386)               (788,944)
  Interest and other income                                             56,019                44,287                  23,051
                                                                 ----------------------------------------------------------------
        Net cash provided by (used in) operating activities              4,638               (56,099)               (693,449)

INVESTING ACTIVITIES
  Addition to restricted cash                                                -                     -                (972,130)
  Release of restricted cash                                           123,119               179,000                       -
                                                                 ----------------------------------------------------------------
        Net cash provided by (used in) investing activities            123,119               179,000                (972,130)
                                                                 ----------------------------------------------------------------

FINANCING ACTIVITIES
  Capital contributions                                                      -                     -               2,317,510
  Capital distributions                                               (123,119)             (450,000)                      -
                                                                 ----------------------------------------------------------------
        Net cash (used in) provided by financing activities           (123,119)             (450,000)              2,317,510
                                                                 ----------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                          4,638              (327,099)                651,931

CASH AT BEGINNING OF PERIOD                                            324,832               651,931                       -
                                                                 ----------------------------------------------------------------

CASH AT END OF PERIOD                                                $ 329,470             $ 324,832              $  651,931
                                                                 ================================================================

RECONCILIATION OF NET INCOME (LOSS) TO NET CASH PROVIDED BY
  (USED IN) OPERATING ACTIVITIES
    Net income                                                       $ 140,919             $ 143,194              $  (56,852)
    Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operations:
    Gain on sale of property and equipment                            (123,119)             (179,000)                      -
    Changes in operating assets and liabilities:
    Decrease (increase) in interest receivable                           3,711                (5,794)                 91,836
    Decrease in accounts payable and accrued expenses                  (16,873)              (14,499)               (728,433)
                                                                 ----------------------------------------------------------------

        Net cash provided by (used in) operating activities          $   4,638             $ (56,099)             $ (693,449)
                                                                 ================================================================

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

                  Realty Business Partners Liquidating Trust

                         Notes to Financial Statements

              For the Years Ended December 31, 1996 and 1995 and
 For the Period August 10, 1994 (Date of Inception) through December 31, 1994


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

CASH AND CASH EQUIVALENTS

The Trust invests cash not needed for working capital in highly liquid short-term investments consisting primarily of money market funds and certificates of deposit, with original maturities generally ranging from one to three months. The Trust considers all such items to be cash equivalents. At December 31, 1996, and periodically, balances in various accounts exceeded federally insured limits. No losses have been experienced to date related to such accounts. The Trust places its cash and cash equivalents with quality financial institutions and believes it is not exposed to any significant concentration of credit risk on cash and cash equivalents.

See accompanying report of independent auditors.

                  Realty Business Partners Liquidating Trust

              For the Years Ended December 31, 1996 and 1995 and
 For the Period August 10, 1994 (Date of Inception) through December 31, 1994


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RESTRICTED CASH

At December 31, 1996 and 1995, the Trust had $670,011 and $793,130,
respectively, in restricted cash. These amounts consist of a General Reserve and Independent Committee Reserve totaling $546,892 and $123,119, respectively, in 1996 and $546,892 and $246,238, respectively, in 1995 (see Note 2).

FINANCIAL INSTRUMENTS

The carrying amount reported in the balance sheet for cash, cash equivalents, interest receivable and accounts payable approximates fair value due to the short maturity of these instruments.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

See accompanying report of independent auditors.

                  Realty Business Partners Liquidating Trust

              For the Years Ended December 31, 1996 and 1995 and
 For the Period August 10, 1994 (Date of Inception) through December 31, 1994


2. UNRECOGNIZED GAIN

On September 30, 1994, the Partnership contributed the following assets and liabilities to the Liquidating Trust on behalf of the beneficiaries:

  Cash:
   MHC Reserve                               $  179,000
   General Reserve                              546,892
   Independent Committee Reserve                246,238
   Operating cash (Partnership Expense        1,345,380
    Reserve)

  Noncash:
   Accounts receivable                           92,560
   Accounts payable and accrued expenses       (781,401)
   Deferred gain on sale                       (972,130)
                                            -------------
  Net capital contribution to the Trust      $  656,539
                                            =============

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

During 1995, the MHC Reserve of $179,000 and $271,000 of the Partnership Expense Reserve was released and distributed to the beneficiaries of the Trust. During 1996, $123,119 of the original $246,238 Independent Committee Reserve was released and distributed to the beneficiaries of the Trust. Accordingly, the Trust recognized gain of

See accompanying report of independent auditors.

                  Realty Business Partners Liquidating Trust

              For the Years Ended December 31, 1996 and 1995 and
 For the Period August 10, 1994 (Date of Inception) through December 31, 1994

2. UNRECOGNIZED GAIN (CONTINUED)

$123,119 and $179,000, respectively, in 1996 and 1995, resulting from the release of these reserves. At December 31, 1996 and 1995, $670,011 and $793,130, respectively, remained unrecognized by the Trust.

3. RELATED PARTY TRANSACTIONS

Terra Vista Management, Inc. and De Anza Leasing Corporation, a related party and affiliate, respectively, of the Trustee, were paid in the aggregate $15,208, $23,895 and $20,771 during the years ended December 31, 1996 and 1995 and for the period from August 10, 1994 (date of inception) through December 31, 1994, respectively, for performing bookkeeping, legal, computer and beneficiary relations services necessary for the administration of the Trust.

4. INCOME (LOSS) PER 1% BENEFICIARY INTEREST

Income (loss) per 1% beneficiary interest is computed based on each beneficiary's pro rata limited partner class ownership interest formerly held in the dissolved Partnership. The 1996 net income of $140,919, the 1995 net income of $143,194, and the 1994 net loss of $56,852 results in $1,409.19, and
$1,431.94 of income and $568.52 of loss, respectively, for each 1% interest in the Trust.

See accompanying report of independent auditors.